Form 10-K/A
FINANCIAL ASSET SECS CORP FIRST FRANKLIN MORT LN TR 2002-FF4
filed 2003-07-24
CIK 1211514

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

  <F1> Filed herewith.





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



    First Franklin Mortgage Loan Trust
    Asset Backed Certificates
    Series 2002-FF4 Trust
    (Registrant)



  Signed: Financial Asset Securities Corp. as Depositor


  By:   Joseph N. Walsh III, Managing Director

  By: /s/   Joseph N. Walsh III

  Dated: July 24, 2003

  Sarbanes-Oxley Certification

Re: First Franklin Mortgage Loan Trust 2002-FF4
Mortgage Pass-Through Certificates, Series 2002-FF4

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Saxon Mortgage Services, Inc. and Wells Fargo Bank Minnesota, National Association.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated December 1, 2002
     (the "Pooling and Servicing Agreement"), among the Registrant as Depositor, Saxon Mortgage Services, Inc. as servicer and Wells Fargo Bank Minnesota, National Association as trustee.


      Date: July 24, 2003


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


Ex-99.3 (a)

Saxon    (logo)
Mortgage Services, Inc.

Dear Sir/Madam:

In accordance with the terms of our agreement, please find attached, the Independent Accountants' Report and the Management Assertion for fiscal year 2002. Additionally, the undersigned Officer certifies, in all material respects, the following for the 2002 fiscal year:

(a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide. To the best of this Officer' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year. If there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations a description of each default or failure and the nature and status.

(b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing:

(c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect:

(d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each mortgaged Property, have been paid and that all such insurance policies are in full force and effect:

(e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

(f) All Custodial Accounts have been reconciled and are properly funded.

(g) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050j/6050p of the Internal revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ David Dill
David Dill
Executive Vice President

March 28, 2003

We are a debt collector. Any information obtained will be used for that purpose.

Saxon Mortgage Services, Inc. * 4708 Mercantile Drive North * Fort Worth, TX 76137-3605 P.O. Box 161489 * Fort Worth, TX 76161-1489 * (817) 665-7200 *
(817) 665-7400